Form 10QSB
period 1996-06-30
FOODQUEST INC
filed 1996-09-09
CIK 889266

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from
________________________________to_____________________________________________
                                  Commission File Number: 0-20718
                                                          -------

                                 FOODQUEST, Inc.
                                 --------------
             (Exact name of registrant as specified in its charter)

          Florida                                        65-0343280
          -------                                        ----------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

       899 West Cypress Creek Road, Suite 500, Fort Lauderdale, FL 33309
       -----------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (954) 772-5615
              (Registrant's telephone number, including area code)


- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

3,218,271 shares of Common Stock as of August 14, 1993.
- ---------

 PAGE>

                         Part I Financial Information

Item 1. Financial Statements

                                FOODQUEST, INC.
                          CONSOLIDATED BALANCE SHEET
                       June 30, 1996 and March 31, 1996


                                                                  June 30, 1996         March 31, 1996
                                                                  -------------         --------------

                                    ASSETS
                                    ------
Current assets

         Cash and cash equivalents                                      $10,895           $673,994
         Receivables and refundable deposits, net of                     78,445             88,376
           allowance for doubtful accounts of $18,346
           and $5,945, respectively

         Inventory                                                       41,459             40,774
         Prepaid Expenses                                                81,449             69,817
                                                                       --------          ---------

                  Total current assets                                  212,248            872,961

Property & equipment, net of accumulated depreciation                 3,301,513          3,320,174
         of $550,099 and $1,049,114, respectively

Intangibles, net of accumulated amortization of $5,690                  275,789            275,789
         $5,690, respectively

Other assets                                                            772,959            795,459
                                                                        -------          ---------

Total assets                                                         $4,562,509         $5,264,383
                                                                     ==========         ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

Current liabilities

         Accounts payable                                              $457,217           $886,204
         Accrued liabilities                                            559,648            694,197
         Other current liabilities                                      247,558            269,558
         Due to affiliate                                               673,601            630,703
         Capital leases                                                 131,509             60,347
         Notes payable                                                1,675,948          1,067,326
                                                                      ---------          ---------

                  Total current liabilities                           3,745,481          3,608,335

Deferred rent                                                             2,415              3,218
Notes payable                                                           993,168          1,628,514
Capital leases                                                          186,403            264,128
                                                                        -------            -------

Total liabilities                                                    $4,927,467         $5,504,195

Shareholders' equity:

         Preferred stock, $.01 par value, authorized

         5,000,000 shares, none outstanding                                   0                  0
         Common stock, $.01 par value, authorized
         20,000,000 shares, 3,218,271 shares
         issued and outstanding                                          32,183             32,183
         Additional paid-in capital                                  12,065,258         12,065,258
         Accumulated deficit                                        (12,462,399)       (12,337,253)
                                                                    -----------        ------------

Total shareholders' equity                                             (364,958)          (239,812)
                                                                       --------           --------

Total liabilities and shareholders' equity                           $4,562,509         $5,264,383
                                                                     ==========         ==========



The accompanying notes are an integral part of these consolidated financial statements

                                                          FOODQUEST, INC.
                                                   CONSOLIDATED INCOME STATEMENT
                                       for the periods ended June 30, 1996 and June 26, 1995

                                                       June 30, 1996             June 26, 1995
                                                       -------------             -------------
Restaurant sales                                     $       140,012            $    1,911,117
Franchise fee income                                               -                    56,161
Royalty income                                                   956                         -
Management fee income                                              -                    18,219
                                                     ----------------           ---------------

Total revenues                                               140,968                 1,985,497

Cost of goods sold                                            53,104                   736,376
Operating labor                                               52,477                   638,030
Other direct restaurant operating expenses                    38,958                   338,585
Occupancy and related expenses                                29,854                   205,911
General and administrative expenses                          124,507                   218,616
Other income                                                 (71,104)                        -
Depreciation and amortization                                 18,661                   144,966
                                                     ----------------           ---------------

Total operating expenses                                     246,457                 2,282,484
                                                     ----------------           ---------------

Operating loss                                              (105,489)                 (296,987)

Interest income                                               20,228                     2,873
Interest expense                                              17,384                    53,730

Equity in investment in joint venture                        (22,500)                  (27,602)
                                                     ----------------           ---------------

Net loss                                             $      (125,145)                 (375,446)
                                                     ================           ===============

Earnings per share                                   $         (0.04)           $        (0.12)
                                                     =================          ===============

Weighted average outstanding common shares                  3,218,271                3,104,503
                                                     =================          ===============


               The accompanying notes are an integral part of these consolidated financial statements

                                 FOODQUEST, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              for the periods ended June 30, 1996 and June 26, 1995

                                                                 June 30, 1996        June 26, 1995
                                                                 -------------        -------------
Cash flows from operating activities:

         Net loss                                                    $(125,145)          $(375,446)

         Adjustments to reconcile net income to net cash provided/(used) by operating activities:

                Depreciation and amortization                           18,661             144,966
                Provision for bad debts                                 18,346                   -
                Gain on settlement of trade payables                   (89,450)                  -
                Loss from equity investment in joint venture            22,500              27,602
                Changes in operating assets/liabilities               (501,448)            433,970
                                                                     ----------           ---------

         Net cash provided/(used) by operating activities             (656,536)            231,092
                                                                     ----------           ---------

         Cash flows from investing activities:

                Purchase of property and equipment                           -            (165,386)
                Cash paid for acquisition of restaurant, net
                       of cash acquired                                      -            (366,776)
                                                                     ----------           ---------


         Net cash used by investing activities                               -            (532,162)
                                                                     ----------           ---------

         Cash flows from financing activities:

                Proceeds from capital leases                                 -             363,598
                Repayment of notes payable                                   -              (7,091)
                Repayment of capital leases                             (6,563)            (17,954)
                                                                     ----------           ---------

         Net cash provided/(used) by financing activities               (6,563)            338,553
                                                                     ----------           ---------

         Net increase in cash and cash equivalents                    (663,099)             37,483

         Cash and cash equivalents at beginning of year                673,994             851,836
                                                                     ----------           ---------

         Cash and cash equivalents at end of three months              $10,895            $889,319
                                                                     ==========           =========

         Supplemental disclosure of cash flow information:
                Cash paid during the period for interest               $16,259             $24,179
                                                                     ==========           =========


                   The accompanying notes are an integral part of these financial statements


                                FOODQUEST, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
             for the periods ended June 30, 1996 and June 26, 1995


Supplemental Schedule of Noncash Investing and Financing Activities
- -------------------------------------------------------------------

Net assets of restaurant acquired:

                                                              June 26, 1995
                                                              -------------
Prepaid expenses                                              $   3,002
Inventory                                                         4,995
Property, plant and equipment                                   543,983
                                                               --------
         Total assets                                           551,480

Accrued liabilities                                               5,582
                                                               --------
         Total liabilities assumed                                5,582
                                                               --------
         Net assets acquired                                    545,898
                                                               --------
Purchase price:
         Cash                                                   366,776
         Notes payable                                          466,277
                                                               --------

                                                                833,053
                                                               --------

Excess of purchase price over net assets acquired              $287,155
                                                               ========

   The accompanying notes are an integral part of these financial statements

                        FOODQUEST, Inc. and Subsidiaries
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and Regulation S-B related to interim period financial statements and, therefore, do not include all information and footnotes required by generally accepted accounting principles. However, in the opinion of management, all adjustments considered necessary for a fair presentation of the consolidated financial position of the Company and its subsidiaries at June 30, 1996 and its consolidated results of operations for the three months then ended have been included. The results of the interim period are not necessarily indicative of the results that may be expected for the entire year. Reference should be made to the annual financial statements, including footnotes thereto, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

2. Effective March 29, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109"), SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

   At June 30, 1996, the Company had a net deferred tax asset of approximately $4,766,000 comprised of the tax effects of certain temporary differences and a net operating loss carry-forward. The temporary differences relate mainly to pre-opening costs, depreciation and deferred franchise fee income. A valuation allowance of approximately $4,766,000 has been applied against the net deferred tax asset, therefore, there was no cumulative effect reflected in the consolidated statement of operations for the quarter ended June 30, 1996. At June 30, 1996, the Company has available for federal income tax purposes a net operating loss carry-forward of approximately $10,756,000 for federal and state tax purposes available to offset future taxable income expiring, if not used, periodically through the year 2010. A portion of the net operating loss carryforwards are subject to an annual limitation of approximately $1,225,000, because of the change in control which occurred in November 1994.

3. Effective April 1, 1996 the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 establishes optional alternative accounting methods for stock-based compensation as well as new required disclosures. The Company will adopt SFAS No. 123 for fiscal year 1997 for disclosure purposes only and it will not impact the Company's financial position, annual operating results or cash flows.

4. On March 31,1996, the Company entered into a contract to sell its four Kenny Rogers Roasters concept restaurants in Dade County, Florida (collectively, the "Dade Restaurants"), to Roasters Corp. for an aggregate purchase price of $3,393,918 and in connection, borrowed $500,000 from Roasters. The purchase price includes (a) the cancellation of $1,653,657 in debt owed by the Company to Roasters, (b) the assumption by Roasters of $843,127 of other obligations owed by the Company to Roasters and its affiliates and (c) the assumption by Roasters of $843,460 in debt and equipment lease obligations of the Company.

   The closing of the sale is contingent upon approval of the transaction by shareholders other than Roasters, and landlords and lenders consents. There is no assurance that the sale of the restaurant will be completed. Until the sale is consummated, Roasters will manage the Dade Restaurants pursuant to a Management Agreement dated March 31, 1996 which entitles Roasters to receive all revenues from the operation of the Dade Restaurants after payment of all operating expenses including rent, payment of insurance premiums, equipment lease payments, payment of interest and principal on all loans collateralized by the Dade Restaurants and similar such payments.

                        FOODQUEST, Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is an analysis of the Company's results of operations, liquidity and capital resources. To the extent that such analysis contains statements that are not of a historical nature, such statements are forward-looking statements, which involve risks and uncertainties. These risks and uncertainties include the Company's ability to continue as a going concern, to consummate a merger or acquisition and to obtain additional capital; changes in the competitive environment for the Company's products; general economic factors in markets where the Company's products are sold; and other factors discussed in the Company's filings with the Securities and Exchange Commission.

Comparison of fiscal quarters ended June 30, 1996 and June 26, 1995
- -------------------------------------------------------------------

Results of Operations
- ---------------------

Revenues
- --------

The Company's restaurant sales were $140,012 for the three months ended June 30, 1996 compared with $1,911,117 for the same period in the prior year, a decrease of $1,771,105 or 92.7%. The decrease is primarily due to the following three factors: decreases in (1) sales from four of the Company's Roasters concept restaurants being managed by Roasters Corp., pending their proposed sale, of approximately $974,023, (2) sales from two Roasters concept restaurants sold to a joint venture of approximately $409,237, and (3) sales from three closed Clucker's concept restaurants of $376,498. The Company does not anticipate a significant increase in restaurant level revenues to occur in the next quarter. The Company's management continues to seek acquisition or merger candidates which would allow the Company the prospect of continued viability.

Franchise and royalty revenues were $0 and $956 for the three months ended June 30, 1996 compared with $56,161 and $0 for the same period in the prior year. The royalty revenue recognized in fiscal 1997 is related to an agreement with the Company's licensee in Texas. The Company expects the current royalty stream to continue and does not consider the fee a significant source of future income. The Company curtailed its franchise activities as a result of its strategy of becoming predominantly an operator of restaurants.

Management fee income was $0 for the three months ended June 30, 1996 compared with $18,219 for the same period in the prior fiscal year. The decrease is directly attributable to the termination of the Company's agreement to manage two joint venture restaurants in which the Company formerly owned a 50% interest. The Company does not expect to earn any management fee income in the near term.

Cost of Sales
- -------------

Cost of sales consisting of food and paper products, were $53,104 or 37.9% of restaurant sales for the three months ended June 30, 1996 compared with $736,376 or $38.5% of restaurant sales in the same period in the prior year. The decrease is attributable to the streamlining of the Company's product line. The reduced product line eliminated several higher cost main courses which had negatively impacted the Company's total cost of sales.

Restaurant Operating Expenses
- -----------------------------

Restaurant operating expenses consisting of labor, occupancy and other direct restaurant expenses were $121,289 compared with $1,182,526 or 86.6% and 61.9% of restaurant sales in fiscal 1997 and 1996 respectively. The decreased dollar expenditures are a result of the operation of only one restaurant in fiscal 1997. The increase in restaurant operating expenses as a percentage of sales is attributable to two factors, first the Company is operating only one restaurant. That restaurant operates at relatively lower operating margins because of its lower sales volumes, and second the Company had expenses which were incurred subsequent to its fiscal year-end caused by the timing differences inherent in various restaurant level fixed costs. The Company anticipates lowering its restaurant operating expenses to levels closer to those experienced prior to the proposed sale of its restaurants.

                        FOODQUEST, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

General and Administrative Expenses
- -----------------------------------

General and administrative expenses were $124,507 for the quarter ended June 30, 1996, compared with $218,616 in the same period in the prior year, a decrease of $94,109 or 43.0%. The decrease is attributable to the elimination of virtually all of the Company's administrative, managerial and support staff, and the elimination of the majority of all other ancillary corporate expenses. Included in fiscal 1997's expenses were approximately $16,000 of non-recurring penalties paid to satisfy amounts related to payroll taxes from calendar 1993. The Company anticipates further reducing its expenses from the move of its administrative offices at the end of July 1996 into space provided by Roasters Corp.

Other Income
- ------------

Other income was $(71,104) and $0 for fiscal 1997 and 1996 respectively. Other income was comprised of a reduction in the trade payables of approximately $89,450. These reductions were negotiated by the Company. The Company was able to obtain these vendor concessions due to its current liquidity problems. The Company anticipates attempting to negotiate similar concessions from its remaining trade payables if it is able to improve its cash position. Other income was offset by an allowance for bad debt with regard to moneys owed the Company by Atlanta FOODQUEST, LLC. The Company owns a 49.9% interest in the joint venture, and holds a note receivable for $1,011,423. The Company currently does not envision receiving any interest payments from the joint venture in the near term.

Interest Income
- ---------------

Interest income was $20,228 and $2,873 for the first three months of fiscal 1997 and 1996 respectively. Interest income for fiscal 1997 is attributable to a note receivable relating to the Company's sale of its Atlanta Roasters concept restaurants to a joint venture. The Company has booked an offsetting allowance relating to this receivable reflecting the uncertainty of collecting this amount. The Company will continue to record interest income on the note and will record a corresponding allowance until the likelihood of collection on the note is deemed more likely.

Interest Expense
- ----------------

Interest expense was $53,730 and $17,384 for the first three months of fiscal 1997 and 1996 respectively. The decrease in expense can be attributed to the secured long-term obligations which will either be assumed or satisfied in the sale of restaurants to Roasters, and the lease obligations which were sold as part of the sale of the Atlanta market for which the Company was not responsible for in the first quarter of fiscal 1997.

Liquidity and Capital Resources
- -------------------------------

At June 30, 1996, the Company has $10,895 in cash and cash equivalents, which includes highly liquid investments, compared with a balance of $673,994 at March 31, 1996. The decrease of $663,099 is primarily due to amounts paid to satisfy the Company's trade payables and accrued liabilities.

Working capital at June 30, 1996 was a deficit of $3,533,233 compared with a deficit of $2,735,374 at March 31,1996, a decrease of $797,859. The decrease is attributable to increases in the current portion of notes payable of $608,622, the current portion of capital lease obligations of $71,162, and amounts due to affiliates of $42,898.

Cash used by operations was $656,536 for the three months ended June 30, 1996 compared with cash provided of $231,092 for the same period in the prior year. The use of cash in fiscal 1997 is comprised primarily of the payment of outstanding trade payables and accrued liabilities and the net loss from operations partially offset by non-cash expenses of approximately $59,500.

Cash used for investing activities was $0 for the three months ended June 30, 1996 compared with $532,162 used in the same period in the prior year. The decrease in cash used is directly related to the Company's sale of the majority of its operations. The Company currently has only one operating restaurant and does not anticipate any substantial uses of cash for investing activities.

                       FOODQUEST, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash used by financing activities was $6,563 for the three months ended June 30, 1996 compared with $338,553 provided by financing activities in the prior year, a decrease of $345,116 in cash from financing activities. The decrease can be attributed to the Company completing no debt or equity financing transactions during the first three months of fiscal 1997. The lack of financing is a direct result of the Company's inability to enter into a merger or acquisition transaction. The Company believes that a financing transaction would have to accompany any merger or acquisition that would occur.

The Company has experienced losses of $4,084,665 and $4,914,715 during its two most recent fiscal years. Such losses have resulted in a deterioration of the Company's working capital position and relate to the operations of several poorly performing restaurants and the Company's inability to raise capital for expansion at terms favorable to the Company. The Company's current strategy for improving its financial condition involve reducing its operations to a minimum, satisfying its liabilities to the extent possible, minimizing any contingent liabilities that may exist and identifying, negotiating and closing a potential merger or acquisition. There is no assurance that the Company can successfully implement all of the components of this strategy.

The Company's current cash flows from operations are insufficient to provide for its day-to-day needs and its debt obligations. Accordingly, Roasters Corp. has been funding the Company's operating and administrative payroll since approximately July 15, 1996. If such support does not continue the Company may not be able to continue as a going concern, and may have to consider protection in the form of bankruptcy. Roasters has provided no guarantees that such support will continue and has indicated that such support may cease subsequent to the Company's scheduled meeting of shareholders in September 1996.

The Company's primary capital requirements are for daily operations. The Company currently cannot fund such operations and will continue to seek assistance from Roasters Corp. The Company will continue to streamline its operations and seek ways to minimize its liabilities in the interest of finding a suitable merger or acquisition. The Company's capital requirements in the immediate future will continue to be funded through the operation of its one restaurant and Roasters. In the event an acquisition or merger candidate is found the Company does not believe it will provide any capital to such a transaction. The Company believes that such a transaction would allow the Company to fund the capital needs of such a venture through either debt or equity financing. There is no assurance that such a transaction will be identified, or that if available it can be negotiated successfully. Absent such a transaction there is no assurance that additional funding will be available to the Company, or that if available it can be obtained on terms favorable to the Company. Failure to obtain such funds would adversely affect the Company's ability to remain in operation.

Nico B.M. Letschert, an outside director, is currently the only director of the Company. He has remained a director in order to oversee, for the benefit of the Company' shareholders, the Company's efforts to achieve its primary business objectives, the accomplishment of which there is no assurance. At his request, Ronald T. Linares, who is currently the only officer of the Company, has agreed to remain as the Company's Vice President and Chief Financial Officer at least through the Company's 1996 Annual Meeting of Shareholders to provide necessary operational management for the Company during that time.

                       FOODQUEST, Inc. and Subsidiaries

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

         In October, 1993, the Company instituted a lawsuit in the United States District Court for the Southern District of Florida against Jack Pesso d/b/a J.P. Enterprises, et al. The Company is primarily alleging trademark infringement subsequent to defendants' breach of the franchise agreement by payment and non-monetary defaults. The Company is seeking a permanent injunction barring defendants from using the name "Clucker's" in order to conform to the non-competition covenants of the franchise agreement and an undetermined amount of damages. The defendants have asserted counterclaims citing a breach of the franchise agreement based on the Company's failure to provide assistance and misstatement of the Company's history, and are seeking compensatory damages of at least $24 million. The parties have entered into settlement negotiations, although a settlement of the action cannot be assured.

         On December 15, 1994, Robert B. Pine, the Company's area developer for the northeastern part of New Jersey, instituted a lawsuit against the Company, its franchising subsidiary, Roasters Corp. and David L. Scharps in the United States District Court for the Southern District of Florida. The plaintiff had entered into a franchise agreement with the Company in July 1993, opened one restaurant and then closed it in October 1994. In the lawsuit, the plaintiff alleges claims against the Company for breach of contract; breach of fiduciary duty and implied duty of good faith and fair dealing; fraud, misrepresentation and negligence; violations of Florida and New Jersey law pertaining to franchises; rescission; promissory and equitable estoppel; and, along with Roasters, violations of the federal antitrust laws. The plaintiff seeks to recover from the Company in excess of $3 million in actual and compensatory damages, including, but not limited to, out-of-pocket expenses; lost profits; loss of future profits; loss of goodwill; damages for pain, suffering and emotional distress; reasonable attorneys' fees; costs; and interest; punitive damages in excess of $10 million; and with respect to the antitrust claims, treble damages in excess of $9 million and invalidation of the Stock Purchase Agreement dated August 16, 1994, among the Company, Roasters Corp. and Mr. Scharps. The Company disputes Mr. Pine's allegations and is vigorously defending this lawsuit. On January 31, 1996, the court granted the Company's motion to compel arbitration by the American Arbitration Association, and stay the lawsuit pending the results of the arbitration. The parties have selected the arbitrators who will hear the arbitration. The initial hearing in connection with the arbitration is currently scheduled to occur on September 13, 1996.

         On September 11, 1995, Olga Garcia instituted a lawsuit against the Company, Roasters Corp., Roosters J.V., Roosters Investment Corporation, Rodberg Construction, and Calusa Partners, in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. In the lawsuit the plaintiff alleges claims against the Company for negligence in maintaining and operating the restaurant. The plaintiff seeks to recover unspecified damages, including, but not limited to permanent and total disability; permanent injury; medical expense; aggravation of an existing condition; lost earnings and earnings capacity; scarring and disfigurement in connection with an accident occurring at a Company run Kenny Rogers Roasters restaurant. The Company disputes Ms. Garcia's allegations and is vigorously defending this lawsuit.

         On August 5, 1996, Helen B. Scharps instituted litigation against the Company in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The plaintiff alleges that the Company is in default pursuant to three notes from the Company payable to her in the respective original principal amounts of $122,327, $200,000, and $264,000 and that were respectively collateralized by the assets of the restaurant in connection which the loan was made. The plaintiff alleges that the three notes are cross-collateralized, which the Company disputes. In May 1996, The Company paid the $122,327 note in full; that note had been secured by the assets of one of the Company's four restaurants located in Dade County, Florida, that the Company proposes to sell to Roasters Corp. after receipt of shareholder approval and landlords' and lenders; consents (the "Restaurants Sale"). As of the date of filing the litigation, there were no payment defaults pursuant to either of the two outstanding notes. As of that same date, the outstanding unpaid principal balances of the other two notes was $119,000 and $171,600, respectively. The plaintiff seeks to recover compensatory damages in excess of $15,000, attorney's fees and pre-judgement interest and to obtain injunctive relief to prevent the consummation of the Restaurants Sale. The Company disputes Mrs. Scharps' allegations. The Company's answer in the litigation is due August 26, 1996.

         In the normal course of business, various other claims and lawsuits have been filed or are pending against the Company.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (b)      Reports on Form 8-K
                  During the fiscal quarter ended June 30, 1996, the Company filed a Form 8-K dated March 31, 1996, disclosing the formation of the Atlanta joint venture, the sale of its two restaurants in the Atlanta area to the joint venture and the contract to sell its four restaurants in Dade County, Florida to Roasters Corp.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                FOODQUEST, INC.
                                                ---------------
                                                    Registrant

Date:  8/22/96                                  /s/Ronald T. Linares
       -------                                  --------------------
                                                Vice President and
                                                Chief Financial Officer